Form 10-K
period 2004-12-31
CHASE MANHATTAN AUTO TRUST 2004-A
filed 2005-03-31
CIK 1282567

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                      Commission file number 333-109768-02

                Chase Manhattan Auto Owner Trust 2004-A (Issuer)

                Chase Bank USA, National Association (depositor)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              USA                                        22-2382028
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

White Clay Center, Building 200, Newark, DE                19711
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange of Which Registered
            NONE                                          N/A

Securities registered pursuant to Section 12(g) of the Act:
            NONE
      (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common equity outstanding as of the date of this report.

      The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

      None.

Introductory Note

      Chase Manhattan Auto Owner Trust 2004-A (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1. Business

      Omitted.

Item 2. Properties

      The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2004, was $1,163,014,695.

      The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2004, was $30,965,336.

      The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2004, was $5,014,359, or .431% of the receivables by principal balance.

      The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2004, was $2,853,956, or .207 % of the average aggregate outstanding principal balance of the receivables for that year.

Item 3. Legal Proceedings

      The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities.

      The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of four outstanding classes of notes (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

      As of December 31, 2004, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

      The records provided to the Trust by DTC indicate that as of December 31, 2004, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                  No. of Holders
                  -----                  --------------
                  A-2                             12
                  A-3                             39
                  A-4                             24
                  CTFS                             5

Item 6. Selected Financial Data

      Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data

      Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      None.

Item 9B. Other Information

      None.

Part III

Item 10. Directors and Executive Officers of the Registrant

      Omitted.

Item 11. Executive Compensation

      Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The records of DTC indicate that as of December 31, 2004, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

----------------------------------------------------------------------------------------------------------------
Class       Name & Address of Participant                                                  Original     % Class
                                                                                        Certificate
                                                                                  Principal Balance
----------------------------------------------------------------------------------------------------------------
A2          00000901 The Bank of New York                                        $90,600,000             23.97%
            One Wall Street
            New York,  NY 10286
----------------------------------------------------------------------------------------------------------------
            00000902 JPMorgan Chase Bank, National Association                   $77,075,000             20.39%
            Proxy/Class Actions/Bankruptcy
            14201 Dallas Parkway 12th Floor
            Dallas, TX 75254
----------------------------------------------------------------------------------------------------------------
            00000908 Citibank, N.A.                                              $79,200,000             20.95%
            3800 Citibank Center B3-15
            Tampa, FL 33610
----------------------------------------------------------------------------------------------------------------
            00000997 State Street Bank and Trust Company                         $83,500,000             22.09%
            1776 Heritage Drive
            Global Corporate Action Unit JAB 5NW
            North Quincy,  MA 02171
----------------------------------------------------------------------------------------------------------------
A3          00000901 The Bank of New York                                        $115,845,000            25.07%
            One Wall Street
            New York,  NY 10286
----------------------------------------------------------------------------------------------------------------
            00000902 JPMorgan Chase Bank, National Association                   $64,155,000             13.89%
            Proxy/Class Actions/Bankruptcy
            14201 Dallas Parkway 12th Floor
            Dallas, TX 75254
----------------------------------------------------------------------------------------------------------------
            00000908 Citibank, N.A.                                              $65,600,000             14.20%
            3800 Citibank Center B3-15
            Tampa, FL 33610
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Class       Name & Address of Participant                                                  Original     % Class
                                                                                        Certificate
                                                                                  Principal Balance
----------------------------------------------------------------------------------------------------------------
            00000954 Mellon Trust of New England, NA                             $100,245,000            21.70%
            525 William Penn Place, Suite 3418
            Pittsburgh, PA 15259
----------------------------------------------------------------------------------------------------------------
            00000997 State Street Bank and Trust Company                         $26,010,000              5.63%
            1776 Heritage Drive
            Global Corporate Action Unit JAB 5NW
            North Quincy,  MA 02171
----------------------------------------------------------------------------------------------------------------
A4          00000901 The Bank of New York                                        $41,870,000             10.19%
            One Wall Street
            New York,  NY 10286
----------------------------------------------------------------------------------------------------------------
            00000902 JPMorgan Chase Bank, National Association                   $59,690,000             14.52%
            Proxy/Class Actions/Bankruptcy
            14201 Dallas Parkway 12th Floor
            Dallas, TX 75254
----------------------------------------------------------------------------------------------------------------
            00000913 FLEET NB                                                    $34,265,000              8.34%
            159 East Main Street
            Rochester, NY 14638
----------------------------------------------------------------------------------------------------------------
            00000954 Mellon Trust of New England, NA                             $111,088,000            27.03%
            525 William Penn Place, Suite 3418
            Pittsburgh, PA 15259
----------------------------------------------------------------------------------------------------------------
            00000997 State Street Bank and Trust Company                         $74,850,000             18.21%
            1776 Heritage Drive
            Global Corporate Action Unit JAB 5NW
            North Quincy,  MA 02171
----------------------------------------------------------------------------------------------------------------
            00002416 FTB/TEACH                                                   $25,000,000              6.08%
            38 Fountain Square Plaza
            Mail Drop 1090F1
            Cincinnati,  OH 45263
----------------------------------------------------------------------------------------------------------------
CTFS        00000901 The Bank of New York                                        $16,000,000             40.00%
            One Wall Street
            New York,  NY 10286
----------------------------------------------------------------------------------------------------------------
            00000902 JPMorgan Chase Bank, National Association                   $8,675,000              21.69%
            Proxy/Class Actions/Bankruptcy
            14201 Dallas Parkway 12th Floor
            Dallas, TX 75254
----------------------------------------------------------------------------------------------------------------
            00000997 State Street Bank and Trust Company                         $15,000,000             37.50%
            1776 Heritage Drive
            Global Corporate Action Unit JAB 5NW
            North Quincy,  MA 02171
----------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Omitted.

Item 14. Principal Accounting Fees and Services

      Omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules

            (a) The following documents are filed as part of this Annual Report on Form 10-K.

            (3)   Exhibit Number    Description
                  --------------    --------------------------------------------

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1              Annual Management Report on Internal
                                    Controls.

                  99.2              Annual Servicer's Certificate pursuant to
                                    Section 4.10 of the Sale and Servicing
                                    Agreement.

                  99.3 Annual Independent Accountants Reports pursuant to Section 4.11 of the Sale and Servicing Agreement.

                  99.4 Annual Issuer's Certificate of Compliance with the Indenture.

            (b)   See item 15(a)(3) above.

            (c)   Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2005

                                     Chase Manhattan Auto Owner Trust 2004-A

                                     By: Chase Bank USA, National Association,
                                     as Depositor


                                     By: /s/ Keith Schuck
                                     -------------------------------------------
                                     Name:  Keith Schuck
                                     Title: President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit
Number:            Description:
-------            -------------------------------------------------------------

31.1              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

99.1              Annual Management Report on Internal Controls.

99.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Sale and Servicing Agreement.

99.3              Annual Independent Accountants Reports pursuant to Section
                  4.11 of the Sale and Servicing Agreement.

99.4              Annual Issuer's Certificate of Compliance with the Indenture.